Form 10QSB
period 2000-03-31
AUTO WHOLESALE SPECIALISTS INC
filed 2000-05-15
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Quarter ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

               For the transition period                to
                                         --------------    --------------

Commission file number          -         -

                          AUTO WHOLESALE SPECIALISTS, INC.
              (Exact name of Small Business Company in its charter)


          FLORIDA                                               59-3254927
(State or other jurisdiction of                               (IRS Employer
incorporation  or  organization)                           Identification No.)


                      1008 Royal Aberdeen Way
                          Orlando, Florida                       32828
            (Address of principal executive offices)          (Zip Code)

               Registrant's Telephone number, including area code:
                                 (407) 822-3664

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes  X            No
    ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             2,000,000 Shares of Common Stock ($.001 par value)
                                (Title of Class)

Transitional Small Business Disclosure Format (check one):

Yes               No X
    ---             ---

                   AUTO WHOLESALE SPECIALISTS, INC.



PART  I:         Financial  Information

     ITEM  1  -  Financial  statements

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:        Other  Information


                                     PART I

Item  1.  Financial  Statements:

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                               ASSETS
                               ------
                                                                       March 31,
Current assets:                                                          2000
                                                                         ----

      Total current assets                                              $  --
                                                                        -------

Total assets                                                            $  --
                                                                        =======

                        STOCKHOLDERS' EQUITY
                        --------------------
Current liabilities:
      Total current liabilities                                         $  --
                                                                        -------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                                  2,000
 Additional paid in capital                                               7,894
 (Deficit) accumulated during
  development stage                                                      (9,894)
                                                                        -------
                                                                           --
                                                                        -------
                                                                        $  --
                                                                        =======


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                        Three Months Ended March 31, 2000
         For the Period From Inception (July 11, 1994) to March 31, 2000
                                   (Unaudited)

                                                                                                                       Period From
                                                                                  Three Months Ended                   Inception To
                                                                            March 31,              March 31,             March 31,
                                                                              2000                   1999                  2000
                                                                              ----                   ----                  ----
 Operating expenses:
   Consulting services                                                     $      --               $    --              $     5,000
   Professional fees                                                             1,000                  --                    2,300
   Coroprate reinstatement fee                                                    --                    --                    1,244
   Administrative expenses                                                         150                  --                    1,350
                                                                           -----------             ---------            -----------
                                                                                 1,150                  --                    9,894
                                                                           -----------             ---------            -----------

(Loss from operations)and net(loss)                                        $    (1,150)            $    --              $    (9,894)
                                                                           ===========             =========            ===========


Per share information:
 Basic and diluted (loss) per common share                                 $      --               $    --              $      --
                                                                           ===========             =========            ===========

 Weighted average shares outstanding                                         2,000,000             2,000,000              2,000,000
                                                                           ===========             =========            ===========


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        Three Months Ended March 31, 2000
         For the Period From Inception (July 11, 1994) to March 31, 2000

                                                                                                  Period From
                                                                 Three Months Ended              Inception To
                                                            March 31,           March 31,          March 31,
                                                               2000               1999               2000
                                                               ----               ----               ----
Net income (loss)                                           $(1,150)              $--              $(9,894)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                  1,150                --                9,894
                                                            -------               ---              -------
  Total adjustments                                           1,150                --                9,894
                                                            -------               ---              -------
  Net cash provided by (used in)
   operating activities                                        --                  --                 --

Increase (decrease) in cash                                    --                  --                 --
Cash and cash equivalents,
 beginning of period                                           --                  --                 --
                                                            -------               ---              -------
Cash and cash equivalents,
 end of period                                              $  --                 $--              $  --
                                                            =======               ===              =======

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1999.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended March 31, 2000 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockho;der paid $1,000 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

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

(b) Liquidity and Capital Resources. At March 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------
     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     (Not applicable)

Item 5. Other Information.
--------------------------
     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------
     (a) Exhibits

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

                                       9


Date:  May 11, 2000                          /s/ James H. Bailey
                                             ---------------------------
                                             James H. Bailey, President