Form 10QSB
period 2000-06-30
AUTO WHOLESALE SPECIALISTS INC
filed 2000-08-11
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

                 For the transition period ________ to ________

Commission file number          -         -

                          AUTO WHOLESALE SPECIALISTS, INC.
            (Exact name of Small Business Company in its charter)


               FLORIDA                                        59-3254927
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                      1008 Royal Aberdeen Way
                          Orlando, Florida                        32779
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
                                (Title of Class)

Transitional Small Business Disclosure Format (check one):

Yes                     No       x
      ---------              --------

                        AUTO WHOLESALE SPECIALISTS, INC.



PART  I:         Financial Information

     ITEM  1  -  Financial statements

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

PART  II:        Other Information

                                     PART I

Item  1.  Financial  Statements:


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                               ASSETS
                               ------

                                                   June 30,
Current assets:                                      2000
                                                   --------
      Total current assets                         $     --
                                                   --------

Total assets                                       $     --
                                                   ========

                        STOCKHOLDERS' EQUITY
                        --------------------
Current liabilities:
      Total current liabilities                    $     --
                                                   --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                              2,000
 Additional paid in capital                           8,044
 (Deficit) accumulated during
  development stage                                 (10,044)
                                                   --------
                                                         --
                                                   --------
                                                   $     --
                                                   ========

                 See accompanying notes to financial statements.


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
            Three Months and Six Months Ended June 30, 2000 and 1999
         For the Period From Inception (July 11, 1994) to June 30, 2000
                                   (Unaudited)

                                                                                                            Period From
                                                    Three Months Ended             Six Months Ended         Inception To
                                                June 30,         June 30,      June 30,       June 30,        June 30,
                                                  2000             1999          2000           1999           2000
                                            ----------------   ------------   -----------    -----------    -----------
 Operating expenses:
   Consulting services                      $             --   $         --   $        --    $        --    $     5,000
   Professional fees                                      --             --         1,000             --          2,300
   Coroprate reinstatement fee                            --             --            --             --          1,244
   Administrative expenses                               150            150           300            300          1,500
                                            ----------------   ------------   -----------    -----------    -----------
                                                         150            150         1,300            300         10,044
                                            ----------------   ------------   -----------    -----------    -----------

(Loss from operations) and net (loss)       $           (150)  $       (150)  $    (1,300)   $      (300)   $   (10,044)
                                            ================   ============   ===========    ===========    ===========


Per share information:
 Basic and diluted (loss) per common share  $             --   $         --   $        --    $        --    $        --
                                            ================   ============   ===========    ===========    ===========

 Weighted average shares outstanding               2,000,000      2,000,000     2,000,000      2,000,000      2,000,000
                                            ================   ============   ===========    ===========    ===========

                 See accompanying notes to financial statements.


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
         For the Period From Inception (July 11, 1994) to June 30, 2000

                                                                           Period From
                                                       Six Months Ended    Inception To
                                                      June 30,   June 30,    June 30,
                                                       2000       1,999        2000
                                                     --------    --------    --------
Net income (loss)                                    $   (300)   $   (300)   $(10,044)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution              300         300      10,044
                                                     --------    --------    --------
  Total adjustments                                       300         300      10,044
                                                     --------    --------    --------
  Net cash provided by (used in)
   operating activities                                    --          --          --

Increase (decrease) in cash                                --          --          --
Cash and cash equivalents,
 beginning of period                                       --          --          --
                                                     --------    --------    --------
Cash and cash equivalents,
 end of period                                       $     --    $     --    $     --
                                                     ========    ========    ========

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

During the period ended June 30, 2000 the Company recorded $300, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,000 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

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

         (b) Liquidity and Capital Resources. At June 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  July 20,  2000                        /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President