Form 10QSB
period 2000-09-30
AUTO WHOLESALE SPECIALISTS INC
filed 2000-10-18
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Quarter ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT For the transition period to

                             Commission file number

                          AUTO WHOLESALE SPECIALISTS, INC.
            (Exact name of Small Business Company in its charter)


     FLORIDA                                                      59-3254927
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


                             1008 Royal Aberdeen Way
                             Orlando, Florida 32779
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


               Registrant's Telephone number, including area code:
               --------------------------------------------------
                                 (407) 822-3664

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x            No
   -------             ------

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

PART II: Other Information

                                     PART I

Item 1.   Financial Statements:


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                   September 30,
Current assets:                                                          2000
                                                                    -----------


      Total current assets                                             $     --
                                                                       --------

Total assets                                                           $     --
                                                                       ========

                              STOCKHOLDERS' EQUITY

Current liabilities:

      Total current liabilities                                        $     --
                                                                       --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                                  2,000
 Additional paid in capital                                               8,194
 (Deficit) accumulated during
  development stage                                                     (10,194)
                                                                       --------
                                                                             --
                                                                       --------
                                                                       $     --
                                                                       ========




                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
         Three Months and Nine Months Ended September 30, 2000 and 1999
       For the Period From Inception (July 11, 1994) to September 30, 2000
                                   (Unaudited)

                                                                                                         Period From
                                                 Three Months Ended           Nine Months Ended          Inception To
                                             September 30,  September 30,  September 30,  September 30,  September 30,
                                                 2000           1999          2000           1999          2000
                                             -----------    -----------    -----------    -----------    -----------
 Operating expenses:
   Consulting services                       $        --    $        --    $        --    $        --    $     5,000
   Professional fees                                  --             --          1,000             --          2,300
   Coroprate reinstatement fee                        --             --             --             --          1,244
   Administrative expenses                           150            150            450            450          1,650
                                             -----------    -----------    -----------    -----------    -----------
                                                     150            150          1,450            450         10,194
                                             -----------    -----------    -----------    -----------    -----------

(Loss from operations) and net (loss)        $      (150)   $      (150)   $    (1,450)   $      (450)   $   (10,194)
                                             ===========    ===========    ===========    ===========    ===========


Per share information:

 Basic and diluted (loss) per common share   $        --    $        --    $        --    $        --    $        --
                                             ===========    ===========    ===========    ===========    ===========

 Weighted average shares outstanding           2,000,000      2,000,000      2,000,000      2,000,000      2,000,000
                                             ===========    ===========    ===========    ===========    ===========






                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
       For the Period From Inception (July 11, 1994) to September 30, 2000
                                   (Unaudited)
                                   Period From


                                                   Nine Months Ended              Inception To
                                              September 30,     September 30,     September 30,
                                                 2000              1999              2000
                                               --------          --------          --------
Net income (loss)                              $ (1,450)         $   (450)         $(10,194)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution      1,450               450            10,194
                                               --------          --------          --------
  Total adjustments                               1,450               450            10,194
                                               --------          --------          --------
  Net cash provided by (used in)
   operating activities                              --                --                --

Increase (decrease) in cash                          --                --                --
Cash and cash equivalents,
 beginning of period                                 --                --                --
                                               --------          --------          --------
Cash and cash equivalents,
 end of period                                 $     --          $     --          $     --
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

During the period ended September 30, 2000 the Company recorded $450, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,000 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

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

(b) Liquidity and Capital Resources. At September 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
-----------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
---------------------------------------

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

Date:  October 20,  2000                     /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President