Form 10KSB
period 2000-12-31
AUTO WHOLESALE SPECIALISTS INC
filed 2001-04-10
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                                 (407) 292-9070
                           ---------------------------
                           (Issuer's telephone number)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year. We had no revenues during our last fiscal year.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.0

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 30, 2001 there were 2,000,000 shares of our common stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                     PART I

Description of Business.

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

         Transferability of our shares of Common Stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting the initial sale and subsequent resale of securities of "blank check" companies, such as us, within that state.In addition, many states, while not specifically prohibiting or restricting securities of "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we currently have no plan to register any of our securities with any state. To ensure that no state laws are violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resale. We do not anticipate that a secondary trading market for our securities will develop in any state until after consummation of a business opportunity, if at all.

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

Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

         There is no established public trading market for our securities, and our common stock is not listed for trading on any exchange or other trading medium. None of our common stock is subject to outstanding options or warrants to purchase shares of the Company.

         There are 1,950,000 shares of our common stock held by James Bailey, an affiliate, and 50,000 shares of our common stock held by non-affiliates. All of these securities are restricted securities as defined under Rule 144 of the Securities Act and may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Under Rule 144, directors, executive officers, and persons or entities they control or who control them may sell shares that have satisfied the one year holding period for the restricted securities in an amount limited to, in any three-month period, the greater of 1% of our outstanding shares of common stock or the average of the weekly trading volume in our common stock during the four calendar weeks preceding a sale. Consequently, the 975,000 shares held by James Bailey are restricted securities that may not be freely tradable and are subject to volume limitations.

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

         As of March 30, 2001, we had twenty-six (26) holders of record of our common stock. We currently have one class of common stock outstanding.

         We have not paid any dividends since our incorporation. There are no restrictions that limit our ability to pay dividends, but we do not anticipate paying dividends in the near future.

         During our last fiscal year, we did not sell any securities, which were not registered under the Securities Act of 1933.

Plan of Operations

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

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of March 30, 2001. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

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

         We believe that there is a demand by non-public corporations for shell corporations that are publicly-held registered companies. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). We believe that the foregoing regulation has substantially decreased, the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly,no assurance can be made that we will be successful in locating a business opportunity.

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

Financial Statements.

         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Directors, Executive Officers, Promotors And Control Persons; Compliance With
Section 16(A) Of The Act.

         James Bailey, 38 years of age, is our sole Officer and Director. Mr. Bailey has served as our President/Secretary/Treasurer and Director since June 1, 1995 and his terms expire on January 22, 2002.

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

Executive Compensation.

Name             Position          Year    Salary    Bonus   Other Stock Options
--------------------------------------------------------------------------------

James Bailey      President         2000      0         0       0        0


Security Ownership of Certain Beneficial Owners and Management.

         As of March 30, 2001 there were 2,000,000 shares of our common stock, $0.001 par value outstanding. The following tabulates holdings of our shares of common stock by each person who, as of March 30, 2001, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners(1)(2):

Title of Class    Name & Address     Amount            Nature           Percent
--------------------------------------------------------------------------------
Common Stock      James Bailey      1,950,000         Direct            97.5%
                  1008 Royal Aberdeen Way
                  Orlando, Florida 32828
Security Ownership of Management(2):

Title of Class    Name & Address     Amount            Nature           Percent
--------------------------------------------------------------------------------
Common Stock      James Bailey      1,950,000         Direct            97.5%
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

                                          /s/  James Bailey
                                          -----------------
                                          By: James Bailey
                                          Title: President & Director
                                          Date: April 10, 2001

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Auto Wholesale Specialists, Inc.


We have audited the balance sheets Auto Wholesale Specialists, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended and for the period from inception to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Auto Wholesale Specialists, Inc. as of December 31, 2000 and the results of its operations and cash flows for each of the two years then ended and for the period from inception to December 31, 2000, in conformity with generally accepted accounting principles.

                               James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Denver, Colorado
February 16, 2001

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet


                                ASSETS
                                ------
                                                                    December 31,
Current assets:                                                         2000
                                                                     ----------

      Total current assets                                             $     --
                                                                       --------

Total assets                                                           $     --
                                                                       ========

                         STOCKHOLDERS' EQUITY
                         --------------------

Current liabilities:
  Accounts payable                                                     $    350
                                                                       --------
      Total current liabilities                                             350


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                                  2,000
 Additional paid in capital                                               9,044
 (Deficit) accumulated during
  development stage                                                     (11,394)
                                                                       --------
                                                                           (350)

                                                                       $      -
                                                                       ========




                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended December 31, 2000 and 1999 and
       For the Period From Inception (July 11, 1994) to December 31, 2000



                                                                                                  Period From
                                                                Years Ended                      Inception To
                                                     December 31,          December 31,           December 31,
                                                        2000                   1999                  2000
                                                     -----------            -----------           -----------
 Operating expenses:
   Consulting services                               $        --            $        --            $     5,000
   Professional fees                                       2,050                  1,300                  3,350
   Coroprate reinstatement fee                                --                     --                  1,244
   Administrative expenses                                   600                    600                  1,800
                                                                            -----------            -----------
                                                           2,650                  1,900                 11,394
                                                     -----------            -----------            -----------

(Loss from operations) and net (loss)                $    (2,650)           $    (1,900)           $   (11,394)
                                                     ===========            ===========            ===========


Per share information:
 Basic and diluted (loss) per common share           $        --            $        --            $        --
                                                     ===========            ===========            ===========

 Weighted average shares outstanding                   2,000,000              2,000,000              2,000,000
                                                     ===========            ===========            ===========





                    See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (July 11, 1994) to December 31, 2000



                                                                                                         Deficit
                                                               Common Stock             Additional     Accumulated
                                                              ----------------            Paid-in    During Develop-
                     ACTIVITY                              Shares          Amount         Capital       ment Stage          Total
                                                         ---------       ---------       ---------       ---------        ---------
Shares issued for services
  on June 15, 1995 @ $.0025 per share                    2,000,000       $   2,000       $   3,000       $      --        $   5,000

Net loss for the period ended
  December 31, 1995                                             --              --              --          (5,000)          (5,000)
                                                         ---------       ---------       ---------       ---------        ---------

Balance December 31, 1995 through 1997                   2,000,000           2,000           3,000          (5,000)              --

Contribution of capital by
  major shareholder                                                                          1,844                            1,844

Net (loss) for the year
 ended December 31, 1998                                        --              --              --          (1,844)          (1,844)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 1998                               2,000,000           2,000           4,844          (6,844)              --

Contribution of capital by
  major shareholder                                                                          1,900                            1,900

Net (loss) for the year
 ended December 31, 1999                                        --              --              --          (1,900)          (1,900)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 1999                               2,000,000           2,000           6,744          (8,744)              --

Contribution of capital by
  major shareholder                                                                          2,300                            2,300

Net (loss) for the year
 ended December 31, 2000                                        --              --              --          (2,650)          (2,650)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 2000                               2,000,000       $   2,000       $   9,044       $ (11,394)       $    (350)
                                                         =========       =========       =========       =========        =========





                See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 2000 and 1999 and
       For the Period From Inception (July 11, 1994) to December 31, 2000

                                                                                                  Period From
                                                                  Years Ended                    Inception To
                                                         December 31,        December 31,         December 31,
                                                            2000                 1999                 2000
                                                          --------             --------             --------


Net income (loss)                                         $ (2,650)            $ (1,900)            $(11,394)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Services provided as capital contribution                 2,300                1,900               11,044
  Changes in assets and liabilities:
   Increase in accounts payable                                350                   --                  350
                                                          --------             --------             --------

  Total adjustments                                          2,650                1,900               11,394
                                                          --------             --------             --------
  Net cash provided by (used in)
   operating activities                                         --                   --                   --

Increase (decrease) in cash                                     --                   --                   --
Cash and cash equivalents,
 beginning of period                                            --                   --                   --
                                                          --------             --------             --------
Cash and cash equivalents,
 end of period                                            $     --             $     --             $     --
                                                          ========             ========             ========




                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 2000 and 1999 and
       For the Period From Inception (July 11, 1994) to December 31, 2000



                                                Years Ended         Period From
                            Ended Ended Inception To
                     December 31, December 31, December 31,
                                           2000           1999          2000
                                        -----------    ------------  -----------

Supplemental cash flow information:

Cash paid for interest                   $  --          $  --          $   --
Cash paid for income taxes               $  --          $  --          $   --







                 See accompanying notes to financial statements.

Auto Wholesale Specialists, Inc.
Notes to Financial Statements
December 31, 2000


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

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

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation:
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock based compensation during any period presented.

     New Accounting Pronouncements:
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore the reported net loss is equivalent to comprehensive net loss.

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

Note 2.  Stockholders' Equity.

On June 15, 1995 the Company issued 2,000,000 shares of its common stock to its founders in exchange for services valued at $5,000. During October 1998, the Company's principal shareholder paid expenses of the Company amounting to $1,244 to reinstate the Company in the State of Florida. Additionally, the shareholder provides office services to the Company that were valued at $600 for each of the years ended December 31, 2000 and 1999. No such costs were provided for in periods prior to the year ended December 31, 1998 as the Company was dormant. During the years ended December 31, 2000 and 1999, the shareholder paid $2,050 and $1,300 of professional fees in behalf of the Company. The shareholder does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the shareholder.

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

The Company has not provided for income taxes during the periods ended December 31, 2000 and 1999 as a result of an operating losses. The Company has a net operating loss carryforward at December 31, 2000 of approximately $11,300, which expires $5,000 in 2010, $1,800 in 2013, $1,900 in 2014 and $2,600 in 2015. The
Company has fully reserved the deferred tax asset (approximately $1,700) that would arise from the loss carryforward since it is more likely than not that the Company will not sustain a level of operations that will provide sufficient taxable income to utilize the loss to reduce taxes in future periods. The reserve increased by approximately $400 for the year ended December 31, 2000.