Form 10QSB
period 2001-03-31
AUTO WHOLESALE SPECIALISTS INC
filed 2001-04-18
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period to

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
                                (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes                          No    x
      ---------                   --------

                        AUTO WHOLESALE SPECIALISTS, INC.

                                                                    Page
                                                                    ----

PART I:     Financial Information                                     3

   ITEM 1 - Financial statements                                     3-5

   ITEM 2 - Management's' discussion and analysis of financial        7
   condition and results of operations

PART II:    Other Information                                        8-9

                                     PART I

Item 1. Financial Statements:


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                 ASSETS
                 ------

                                                                   March 31,
Current assets:                                                       2001
                                                                   ---------

      Total current assets                                         $      --
                                                                   ---------

Total assets                                                       $      --
                                                                   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
      Total current liabilities                                    $      --
                                                                   ---------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                               2,000
 Additional paid in capital                                           10,544
 (Deficit) accumulated during
  development stage                                                  (12,544)
                                                                   ---------
                                                                          --
                                                                   $      --
                                                                   =========




                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
         For the Period From Inception (July 11, 1994) to March 31, 2001
                                   (Unaudited)

                                                                             Period From
                                                  Three Months Ended         Inception To
                                                March 31,      March 31,      March 31,
                                                  2001             2000          2001
                                              -----------     -----------     -----------

 Operating expenses:
   Consulting services                        $        --     $        --     $     5,000
   Professional fees                                1,000           1,000           4,350
   Coroprate reinstatement fee                         --              --           1,244
   Administrative expenses                            150             150           1,950
                                              -----------     -----------     -----------
                                                    1,150           1,150          12,544
                                              -----------     -----------     -----------

(Loss from operations) and net (loss)         $    (1,150)    $    (1,150)    $   (12,544)
                                              ===========     ===========     ===========


Per share information:
 Basic and diluted (loss) per common share    $     (0.00)    $     (0.00)    $     (0.01)
                                              ===========     ===========     ===========

 Weighted average shares outstanding            2,000,000       2,000,000       2,000,000
                                              ===========     ===========     ===========






                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
         For the Period From Inception (July 11, 1994) to March 31, 2001

                                                                                Period From
                                                         Three Months Ended     Inception To
                                                        March 31,   March 31,    March 31,
                                                           2001        2000       2001
                                                        --------    ---------    ---------


Net income (loss)                                       $ (1,150)    $ (1,150)    $(12,544)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution               1,150        1,150       12,544
                                                        --------     --------     --------
  Total adjustments                                        1,150        1,150       12,544
                                                        --------     --------     --------
  Net cash provided by (used in)
   operating activities                                       --           --           --

Increase (decrease) in cash                                   --           --           --
Cash and cash equivalents,
 beginning of period                                          --           --           --
                                                        --------     --------     --------
Cash and cash equivalents,
 end of period                                          $     --     $     --     $     --
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 2000.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended March 31, 2001 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,350 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

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

(b) Liquidity and Capital Resources. At March 31, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  April 13,  2001                       /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President