Form 10QSB
period 2001-09-30
AUTO WHOLESALE SPECIALISTS INC
filed 2001-10-25
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND  EXCHANGE  ACT  OF  1934
For  the  Quarter  ended  September 30, 2001

[   ]   TRANSITION REPORT UNDER ECTION 13 OR 15(d) OF THEE EXCHANGE ACT For the
        transition period to

Commission  file  number          -         -

                          AUTO WHOLESALE SPECIALISTS, INC.
            (Exact name of Small Business Company in its charter)


          FLORIDA                                             59-3254927
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                             1008 Royal Aberdeen Way
                                Orlando, Florida                   32779
                    (Address of principal executive offices )    (Zip Code)

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

PART  II:        Other  Information

                                     PART I

Item  1.  Financial  Statements:


                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                  September 30,
Current assets:                                                       2001
                                                                  ------------


      Total current assets                                        $         --
                                                                  ------------

Total assets                                                      $         --
                                                                  ============

                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:
  Accounts payable                                                $         --
                                                                  ------------
      Total current liabilities                                             --


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                                 2,000
 Additional paid in capital                                             11,194
 (Deficit) accumulated during
  development stage                                                    (13,194)
                                                                  -------------
                                                                            --
                                                                  -------------
                                                                  $         --
                                                                  ============



                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
       For the Period From Inception (July 11, 1994) to September 30, 2001
                                   (Unaudited)

                                                                                                                  Period From
                                                     Three Months Ended               Nine Months Ended           Inception To
                                               September 30,    September 30,   September 30,    September 30,    September 30,
                                                   2001            2000             2001             2000             2001
                                               -----------      -----------      -----------      -----------      -----------
 Operating expenses:
   Consulting services ...................     $        --      $        --      $        --      $        --      $     5,000
   Professional fees .....................              --               --            1,350            1,000            4,700
   Coroprate reinstatement fee ...........              --               --               --               --            1,244
   Administrative expenses ...............             150              150              450              450            2,250
                                               -----------      -----------      -----------      -----------      -----------
                                                       150              150            1,800            1,450           13,194
                                               -----------      -----------      -----------      -----------      -----------

(Loss from operations) and net (loss) ....     $      (150)     $      (150)     $    (1,800)     $    (1,450)     $   (13,194)
                                               ===========      ===========      ===========      ===========      ===========


Per share information:
 Basic and diluted (loss) per common share     $        --      $        --      $        --      $        --      $     (0.01)
                                               ===========      ===========      ===========      ===========      ===========

 Weighted average shares outstanding .....       2,000,000        2,000,000        2,000,000        2,000,000        2,000,000
                                               ===========      ===========      ===========      ===========      ===========




                See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
       For the Period From Inception (July 11, 1994) to September 30, 2001
                                   (Unaudited)

                                                                                     Period From
                                                        Nine Months Ended           Inception To
                                                  September 30,   September 30,     September 30,
                                                      2001             2000            2001
                                                    --------         --------         --------
Net income (loss)                                   $ (1,800)        $ (1,450)        $(13,194)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution           1,800            1,450           13,194
                                                    --------         --------         --------
  Total adjustments                                    1,800            1,450           13,194
                                                    --------         --------         --------
  Net cash provided by (used in)
   operating activities                                   --               --               --

Increase (decrease) in cash                               --               --               --
Cash and cash equivalents,
 beginning of period                                      --               --               --
                                                    --------         --------         --------
Cash and cash equivalents,
 end of period                                      $     --         $     --         $     --
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

During the period ended September 30, 2001 the Company recorded $450 as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,350 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

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

(b) Liquidity and Capital Resources. At September 30, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  October 25,  2001                     /s/  James H. Bailey

                                             ---------------------------
                                             James H. Bailey,  President