Form 10KSB
period 2001-12-31
AUTO WHOLESALE SPECIALISTS INC
filed 2002-02-05
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 24, 2002 there were 2,000,000 shares of our common stock outstanding.

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

         As of January 28, 2002, we had twenty-six (26) holders of record of our common stock. We currently have one class of common stock outstanding.

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

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of January 28, 2002. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

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

Financial Statements.

     Financial Statements begin on Page F-1 of this report.


Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Directors, Executive Officers, Promotors And Control Persons; Compliance With Section 16(A) Of The Act.

         James Bailey, 38 years of age, is our sole Officer and Director. Mr. Bailey has served as our President/Secretary/Treasurer and Director since June 1, 1995 and his terms expire on January 22, 2003.

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

Executive Compensation.
                                                                     Stock
Name              Position          Year  Salary     Bonus    Other  Options
--------------------------------------------------------------------------------

James Bailey      President         2001      0         0       0        0


Security Ownership of Certain Beneficial Owners and Management.

         As of January 28, 2002 there were 2,000,000 shares of our common stock, $0.001 par value outstanding. The following tabulates holdings of our shares of common stock by each person who, as of January 28, 2002, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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

                                          /s/  James Bailey
                                          -----------------
                                          By: James Bailey
                                          Title: President & Director
                                          Date: February 4, 2002

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                                F-2

Balance Sheet as of December 31, 2001.                                      F-3

Statement of Operations For the Years Ended December 31, 2001 and 2000
  and for the Period From Inception (July 11, 1994) to December 31, 2001.   F-4

Statement of Changes in Stockholders' Equity for the Period from
  Inception (July 11, 1994) to December 31, 2001.                           F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000
  and for the Period From Inception (July 11, 1994) to December 31, 2001.   F-6

Notes to Financial Statements                                               F-8

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Auto Wholesale Specialists, Inc.


We have audited the balance sheets Auto Wholesale Specialists, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended and for the period from inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Auto Wholesale Specialists, Inc. as of December 31, 2001 and the results of its operations and cash flows for each of the two years then ended and for the period from inception to December 31, 2001, in conformity with generally accepted accounting principles.




                               James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Denver, Colorado
January 18, 2001

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
Current assets:                                                        2001
                                                                    -----------

      Total current assets                                           $     --
                                                                     --------

Total assets                                                         $     --
                                                                     ========

                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:
  Accounts payable                                                   $    350
                                                                     --------
      Total current liabilities                                           350


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 2,000,000 shares
  issued and outstanding                                                2,000
 Additional paid in capital                                            11,694
 (Deficit) accumulated during
  development stage                                                   (14,044)
                                                                     --------
                                                                         (350)
                                                                     --------
                                                                     $     --
                                                                     ========


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended December 31, 2001 and 2000 and
       For the Period From Inception (July 11, 1994) to December 31, 2001

                                                                           Period From
                                                    Years Ended           Inception To
                                             December 31,   December 31,  December 31,
                                                2001           2000           2001
                                             -----------    -----------    -----------
 Operating expenses:
   Consulting services                       $        --    $        --    $     5,000
   Professional fees                               2,050          2,050          5,400
   Coroprate reinstatement fee                        --             --          1,244
   Administrative expenses                           600            600          2,400
                                             -----------    -----------    -----------
                                                   2,650          2,650         14,044
                                             -----------    -----------    -----------

(Loss from operations) and net (loss)        $    (2,650)   $    (2,650)   $   (14,044)
                                             ===========    ===========    ===========


Per share information:
 Basic and diluted (loss) per common share   $        --    $        --    $        --
                                             ===========    ===========    ===========

 Weighted average shares outstanding           2,000,000      2,000,000      2,000,000
                                             ===========    ===========    ===========



                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (July 11, 1994) to December 31, 2001


                                                                                                         Deficit
                                                               Common  Stock            Additional     Accumulated
                                                         ------------------------         Paid-in     During Develop-
                      ACTIVITY                            Shares           Amount         Capital        ment Stage         Total
                                                         ---------       ---------       ---------       ---------        ---------
Shares issued for services
  on June 15, 1995 @ $.0025 per share                    2,000,000       $   2,000       $   3,000       $      --        $   5,000

Net loss for the period ended
  December 31, 1995                                             --              --              --          (5,000)          (5,000)
                                                         ---------       ---------       ---------       ---------        ---------

Balance December 31, 1995 through 1997                   2,000,000           2,000           3,000          (5,000)              --

Contribution of capital by
  major shareholder                                             --              --           1,844              --            1,844

Net (loss) for the year
 ended December 31, 1998                                        --              --              --          (1,844)          (1,844)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 1998                               2,000,000           2,000           4,844          (6,844)              --

Contribution of capital by
  major shareholder                                             --              --           1,900              --            1,900

Net (loss) for the year
 ended December 31, 1999                                        --              --              --          (1,900)          (1,900)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 1999                               2,000,000           2,000           6,744          (8,744)              --

Contribution of capital by
  major shareholder                                             --              --           2,300              --            2,300

Net (loss) for the year
 ended December 31, 2000                                        --              --              --          (2,650)          (2,650)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 2000                               2,000,000           2,000           9,044         (11,394)            (350)

Contribution of capital by
  major shareholder                                             --              --           2,650              --            2,650

Net (loss) for the year
 ended December 31, 2001                                        --              --              --          (2,650)          (2,650)
                                                         ---------       ---------       ---------       ---------        ---------

Balance, December 31, 2001                               2,000,000       $   2,000       $  11,694       $ (14,044)       $    (350)
                                                         =========       =========       =========       =========        =========


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 2001 and 2000 and
       For the Period From Inception (July 11, 1994) to December 31, 2001

                                                                                                 Period From
                                                                  Years Ended                    Inception To
                                                        December 31,         December 31,         December 31,
                                                           2001                 2000                 2001
                                                         --------             --------             --------


Net income (loss)                                        $ (2,650)            $ (2,650)            $(14,044)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                2,650                2,300               14,044
  Changes in assets and liabilities:
   Increase in accounts payable                                --                  350                   --
                                                         --------             --------             --------

  Total adjustments                                         2,650                2,650               14,044
                                                         --------             --------             --------
  Net cash provided by (used in)
   operating activities                                        --                   --                   --

Increase (decrease) in cash                                    --                   --                   --
Cash and cash equivalents,
 beginning of period                                           --                   --                   --
                                                         --------             --------             --------
Cash and cash equivalents,
 end of period                                           $     --             $     --             $     --
                                                         ========             ========             ========


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 2001 and 2000 and
       For the Period From Inception (July 11, 1994) to December 31, 2001



                                                                                                 Period From
                                                                  Years Ended                    Inception To
                                                        December 31,         December 31,         December 31,
                                                           2001                 2000                 2001
                                                         --------             --------             --------
Supplemental cash flow information:
   Cash paid for interest                                $    --              $    --              $    --
   Cash paid for income taxes                            $    --              $    --              $    --





                 See accompanying notes to financial statements.

Auto Wholesale Specialists, Inc.
Notes to Financial Statements
December 31, 2001


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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting. The Company plans to follow the requirements of SFAS 141 to account any future merger.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any future merger.

Management believes that the adoption of SFAS No. 142 will have no impact on the Company for the year ended December 31, 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

Management believes that the adoption of SFAS No. 144 will have no impact on the Company for the year ended December 31, 2001.

Note 2.  Stockholders' Equity.

On June 15, 1995 the Company issued 2,000,000 shares of its common stock to its founders in exchange for services valued at $5,000. During October 1998, the Company's principal shareholder paid expenses of the Company amounting to $1,244 to reinstate the Company in the State of Florida. Additionally, the shareholder provides office services to the Company that were valued at $600 for each of the years ended December 31, 2001 and 2000. No such costs were provided for in periods prior to the year ended December 31, 1998 as the Company was dormant. During each of the years ended December 31, 2001 and 2000, the shareholder paid $2,050 of professional fees in behalf of the Company. The shareholder does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the shareholder.

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

The Company has not provided for income taxes during the periods ended December 31, 2001 and 2000 as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2001 of approximately $14,000, which expires $5,000 in 2015, $1,800 in 2018, $1,900 in 2019, $2,600 in 2020 and
$2,700 in 2021. The Company has fully reserved the deferred tax asset (approximately $2,100) that would arise from the loss carryforward since it is more likely than not that the Company will not sustain a level of operations that will provide sufficient taxable income to utilize the loss to reduce taxes in future periods. The reserve increased by approximately $400 for the year ended December 31, 2001.