Form 10QSB
period 2002-03-31
AUTO WHOLESALE SPECIALISTS INC
filed 2002-05-17
CIK 1089981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period __________ to ______________

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

               Registrant's Telephone number, including area code:
                                 (407) 382-9233

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x          No
    ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

               8,000,000 Shares of Common Stock ($.001 par value)
                                (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes               No  x
    ------          ------

                   AUTO WHOLESALE SPECIALISTS, INC.



PART  I:         Financial  Information

     ITEM  1  -  Financial  statements

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


PART  II:        Other  Information

                                     PART I

Item  1.  Financial  Statements:

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)



                                     ASSETS
                                     ------

                                                                     March 31,
                                                                       2002
                                                                     --------

      Total current assets                                           $     --
                                                                     --------

Total assets                                                         $     --
                                                                     --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Total current liabilities                                      $     --
                                                                     --------

Stockholders' equity:
 Common stock, $.001 par value,
  100,000,000 shares authorized, 8,000,000 shares
  issued and outstanding                                                8,000
 Additional paid in capital                                             7,294
 (Deficit) accumulated during
  development stage                                                   (15,294)
                                                                     --------
                                                                     $     --
                                                                     ========



                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
         For the Period From Inception (July 11, 1994) to March 31, 2002
                                   (Unaudited)

                                                                           Period From
                                                 Three Months Ended        Inception To
                                                March 31,     March 31,      March 31,
                                                 2002           2001           2002
                                             -----------    -----------    -----------
 Operating expenses:
   Consulting services                       $        --    $        --    $     5,000
   Professional fees                               1,100          1,000          6,500
   Coroprate reinstatement fee                        --             --          1,244
   Administrative expenses                           150            150          2,550
                                             -----------    -----------    -----------
                                                   1,250          1,150         15,294
                                             -----------    -----------    -----------

(Loss from operations) and net (loss)        $    (1,250)   $    (1,150)   $   (15,294)
                                             ===========    ===========    ===========


Per share information:
 Basic and diluted (loss) per common share   $     (0.00)   $     (0.00)   $     (0.00)
                                             ===========    ===========    ===========

 Weighted average shares outstanding           8,000,000      8,000,000      8,000,000
                                             ===========    ===========    ===========



                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
         For the Period From Inception (July 11, 1994) to March 31, 2002

                                                                                                 Period From
                                                              Three Months Ended                 Inception To
                                                          March 31,            March 31,            March 31,
                                                           2002                 2001                 2002
                                                         --------             --------             --------
Net income (loss)                                        $ (1,250)            $ (1,150)            $(15,294)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                1,250                1,150               15,294
                                                         --------             --------             --------
  Total adjustments                                         1,250                1,150               15,294
                                                         --------             --------             --------
  Net cash provided by (used in)
   operating activities                                        --                   --                   --

Increase (decrease) in cash                                    --                   --                   --
Cash and cash equivalents,
 beginning of period                                           --                   --                   --
                                                         --------             --------             --------
Cash and cash equivalents,
 end of period                                           $     --             $     --             $     --
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 2001.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended March 31, 2002 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,450 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

During March 2002, the Company's Board of Directors authorized an increase in authorized common stock from 50,000,000 shares to 100,000,000 shares and declared a 4 share for 1 share stock split. All share and per share information presented in the forgoing financial statements has been restated to reflect these events.

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

(b) Liquidity and Capital Resources. At March 31, 2002, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

     (b) Reports on Form 8-K

     On April 10, 2002, the Company filed a current report on Form 8-K disclosing a reverse merger with Progressive Leasing, Inc. as of April 3, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  May 17, 2002                          /s/  James H. Bailey
                                            ---------------------------
                                             James H. Bailey,  President