Form 10QSB
period 2002-06-30
AUTO WHOLESALE SPECIALISTS INC
filed 2002-12-20
CIK 1089981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 333-97193

                        AUTO WHOLESALE SPECIALISTS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                                 59-3254927
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


                 1008 Royal Aberdeen Way, Orlando, Florida 32779
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 382-9233
                     ---------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         As of as of the close of the period covered by this report the issuer had a total of 80,000,000 Shares of Common Stock ($.001 par value) issued and outstanding.

                        AUTO WHOLESALE SPECIALISTS, INC.

INDEX                                                                  Page
                                                                      Number
                                                                     ---------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Balance Sheets - June 30, 2002 ............................   1

          Statements of Operations - For the three
          months ended June 30, 2002 and June 30, 2001 ..............   2

          Statements of Cash Flows - For the three
          months ended June 30, 2002 and June 30, 2001 ..............   3

          Notes to Financial Statements .............................   4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................   5

 Item 3.  Controls and Procedures ...................................   6

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings .........................................   7
 Item 2.  Changes in Securities .....................................   7
 Item 3.  Exhibits and Reports on Form 8-K ..........................   7
 Item 4.  Submission of Matters to a Vote of Security Holders .......   7
 Item 5.  Other Information .........................................   7
 Item 6.  Exhibits and Reports on Form 8-K ..........................   7


SIGNATURES ..........................................................   9

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        AUTO WHOLESALE SPECIALISTS, INC.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                        June 30,
Current assets:                                                           2002
                                                                       ---------
  Cash                                                                 $  1,124
  Net investment in direct financing
   and sale type leases                                                   1,275
                                                                       --------
      Total current assets                                                2,399

Equipment on operating lease, net of
 accumulated depreciation of $13,209                                      1,697

Net investment in direct financing
 and sale type leases                                                       460
                                                                       --------
Total assets                                                           $  4,555
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                     $  2,000
                                                                       --------
      Total current liabilities                                           2,000

Lease deposits                                                            1,184

Stockholders' equity:
 Common stock, $.001 par value,
  100,000,000 shares authorized, 80,000,000 shares
  issued and outstanding                                                 50,000
 Additional paid in capital                                                  --
 (Deficit) accumulated during
  development stage                                                     (48,629)
                                                                       --------
                                                                          1,371
                                                                       --------
                                                                       $  4,555
                                                                       ========


                 See accompanying notes to financial statements.

                        AUTO WHOLESALE SPECIALISTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                             June 30,
                                             2002              2001              2002              2001
                                         ------------      ------------      ------------      ------------
Lease income                             $        493      $      1,603      $        880      $     13,809

 OPERATING EXPENSES:
   CONSULTING SERVICES                             --                --                --             2,000
   Professional fees                            2,000               430             2,000               545
   Depreciation expense                         2,454             1,991             4,908             3,982
   Other administrative expenses                   68              (811)               94               836
                                         ------------      ------------      ------------      ------------
                                                4,522             1,610             7,002             7,363
                                         ------------      ------------      ------------      ------------
 Income (loss) from operations
   and net income (loss)                 $     (4,029)     $         (7)     $     (6,122)     $      6,447
                                         ============      ============      ============      ============


PER SHARE INFORMATION:
  BASIC AND DILUTED INCOME
   (LOSS) PER COMMON SHARE               $      (0.00)     $      (0.00)     $      (0.00)     $       0.00
                                         ============      ============      ============      ============
 Weighted average shares outstanding       80,000,000        80,000,000        80,000,000        80,000,000
                                         ============      ============      ============      ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        AUTO WHOLESALE SPECIALISTS, INC.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                June 30,
                                                          2002           2001
                                                        --------       --------

NET INCOME (LOSS)                                       $ (6,122)      $  6,447
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                             4,907          3,982
  Changes in assets and liabilities:
  Increase (decrease) in financing leases                     --         21,295
  Increase (decrease) in accounts payable                  2,000             --
  Increase (decrease) in accrued sales taxes                  --           (572)
                                                        --------       --------

  Total adjustments                                        6,908         24,705
                                                        --------       --------
  Net cash provided by (used in)
   operating activities                                      786         31,151

Cash flows from investing activities:
   Acquisition of plant and equipment                         --             --
                                                        --------       --------
Net cash (used in) investing activities                       --             --

Cash flows from financing activities:
  Repayment of related party loans                            --        (32,800)
                                                        --------       --------
Net cash (used in) financing activities                       --        (32,800)

Increase (decrease) in cash                                  786         (1,649)
Cash and cash equivalents,
 beginning of period                                         338          9,261
                                                        --------       --------
Cash and cash equivalents,
 end of period                                          $  1,124       $  7,612
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

During the period ended June 301, 2002 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,450 of professional fees in behalf of the Company. These amounts have been accounted for as a capital contributions to the Company.

During March 2002, the Company's Board of Directors authorized an increase in authorized common stock from 50,000,000 shares to 100,000,000 shares and declared a 4 share for 1 share stock split. All share and per share information presented in the forgoing financial statements has been restated to reflect these events.

On April 3, 2002, the Company entered into a definitive business combination agreement to acquire through a stock-for-stock exchange all of the outstanding securities of Progressive Leasing, Inc., a Florida corporation. Progressive Leasing, Inc. ("Progressive") is a start-up small lender/broker leasing company. As a lender, Progressive intends to provide 100% lease financing in the $2,000 to $75,000 transaction range for a term of 12 to 60 months for most types of equipment used for business purposes. The Company intends to do business through Progressive, maintaining Progressive as its wholly-owned subsidiary. The Company issued 72,000,000 shares of its common stock to the sole shareholder of Progressive to complete the merger. The merger has been accounted for as a reverse merger.

Item 2.  Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of our subsidiary Progressive Leasing's future ability to generate leasing customers, expectations about profitability, and expansion of leasing products. Results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences, include, but are not limited to: (1) changes in general economic conditions, including but not limited to increases in interest rates; (2) government regulations affecting leasing customers; (3) the ability of Progressive Leasing to successfully bring new leasing products into full and profitable sales; (6) the Company's ability to raise sufficient debt and/or equity capital to implement its business plans; and (7) the ability of the Company to attract the needed networks for leasing sales distribution.

1.       Results of Operations

Until the completion of the stock exchange with Progressive Leasing, Inc. in April 2002, the Company generated no revenues from its operations and has been a development stage company since inception.

Leasing sales for the three-month period ended June 30, 2002 decreased to $493 from the three-month period ended June 30, 2001, when sales were $1,603, while sales for the six-month period ended June 30, 2002 decreased to $880 from the six-month period ended June 30, 2001, when sales were $13,809. The Company had an operating loss of $4,029 for the three-months ended June 30, 2002 and an operating loss of $6,122 for the six-months ended June 30, 2002, as compared to an operating loss of $7 and an operating profit of $6,447, respectively, over the comparable prior year periods.

The principal reason for the decrease in profitability was due to a decreased demand for the Company's leasing products and services, and increased costs due to the Company's legal and accounting expenses due to the Company's anticipated filing of an SB-2 registration statement with the Commission. Due to the economic slowdown in the overall US economy, and thus in turn in the business product leasing industry, the outlook for increasing sales during the next several months continues to remain poor.

2.       Liquidity and Capital Requirements

As of June 30, 2002, the Company had very little material cash or other assets with which to conduct operations, with total cash being $1,124 and total assets being $4,555. There can be no assurance that the Company will be able to expand its leasing sales or to exploit fully any other business opportunity that management may be able to locate on behalf of the Company. The leasing business in which the Company is engaged is highly competitive and cyclical in nature.

Based on cost-cutting and compensation deferral measures, and further assuming no further deterioration in the business, of which no assurance can be given, the Company believes it has sufficient short-term liquidity, from its cash on hand and credit arrangements. However, the Company's long-term liquidity will be dependent on an increase in leasing sales so that the Company can generate cash flow from operations.

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

Item 3.  Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, the Corporation's chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Corporation. They have designed such disclosure controls and procedures to ensure that material information relating to the Corporation is made known to them in a timely fashion by others within the Corporation, particularly during periods when the Corporation's quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Corporation's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report on Form 10-QSB, and based on their evaluation of these controls and procedures, concluded that the Corporation's disclosure controls and procedures were operating effectively as of the Evaluation Date.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its natural controls subsequent to the date of their most recent evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
----------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities.
--------------------------------

     (a) On April 4, 2002, the Company filed an Amendment to its Articles of Incorporation in the state of Florida, increasing the aggregate number of authorized common shares from 50,000,000 to 100,000,000, with the par value remaining at $0.001 per share.

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

     None

Item 5.  Other Information.
----------------------------

     (Not applicable)


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits

99.  Title 18 Certification

(b)  Reports on Form 8-K

The Company filed an 8-K current report with the Commission on April 10, 2002, disclosing a stock exchange with Progressive Leasing, Inc., whereby the Company issued 72,000,000 of its common shares to the sole shareholder of Progressive Leasing, Inc., in return for 100% of the then-issued and outstanding shares of Progressive Leasing, Inc.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward-looking statements. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company has undertaken no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward-looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, currency fluctuations, the risks of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, general economic conditions and conditions in the leasing industry, reliance on key management, future capital needs and uncertainty of additional financing, availability of loan funds or other sources of capital, dilution, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                           AUTO WHOLESALE SPECIALISTS, INC.
                                           (Registrant)


                                           By: /s/ Pamela Wilkinson
                                           ----------------------------
                                           Pamela Wilkinson
                                           President and CEO

Date: December 18, 2002

CERTIFICATION

I, Pamela Wilkinson certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Auto Wholesale Specialists, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    SIGNATURE



/s/ Pamela Wilkinson               Title                            Date
---------------------      ------------------------          ------------------
Pamela Wilkinson           CEO, President, Director          December 18, 2002