Form 10QSB
period 2002-09-30
AUTO WHOLESALE SPECIALISTS INC
filed 2002-12-20
CIK 1089981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 333-97193

                        AUTO WHOLESALE SPECIALISTS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                          59-3254927
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

         As of as of the close of the period covered by this report the issuer had a total of 80,000,000 Shares of Common Stock ($.001 par value) issued and outstanding.

                        AUTO WHOLESALE SPECIALISTS, INC.

INDEX                                                                 Page
                                                                     Number
                                                                   ---------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Balance Sheets - September 30, 2002 .......................   1

          Statements of Operations - For the three
          months ended September 30, 2002 and September 30, 2001 ....   2

          Statements of Cash Flows - For the three
          months ended September 30, 2002 and September 30, 2001 ....   3

          Notes to Financial Statements .............................   4

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................   5

 Item 3.  Controls and Procedures ...................................   6

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings .........................................   7
 Item 2.  Changes in Securities .....................................   7
 Item 3.  Exhibits and Reports on Form 8-K ..........................   7
 Item 4.  Submission of Matters to a Vote of Security Holders .......   7
 Item 5.  Other Information .........................................   7
 Item 6.  Exhibits and Reports on Form 8-K ..........................   7


SIGNATURES ..........................................................   9

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        Auto Wholesale Specialists, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)
                                                                   September 30,
                                                                        2002
                                                                        ----
                           ASSETS


Current assets:

  Cash                                                               $  1,049
  Net investment in direct financing
   and sale type leases                                                 1,275
                                                                     --------
      Total current assets                                              2,324

Equipment on operating lease, net of
 accumulated depreciation of $13,209                                    3,635

Net investment in direct financing
 and sale type leases                                                     460
                                                                     --------

Total assets                                                         $  6,418
                                                                     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $    700
                                                                     --------
      Total current liabilities                                           700

Lease deposits                                                          1,184

Stockholders' equity:
 Common stock, $.001 par value,
  100,000,000 shares authorized, 80,000,000 shares
  issued and outstanding                                               52,000
 Additional paid in capital                                              --
 Accumulated (deficit)                                                (47,466)
                                                                     --------
                                                                        4,534
                                                                     --------
                                                                     $  6,418
                                                                     ========


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                               2002            2001            2002           2001
                                               ----            ----            ----           ----
Lease income                              $        987    $      2,598    $      1,867    $     13,809

 Operating expenses:
   Consulting services                            --             1,320            --             3,320
   Professional fees                               700            --               700             545
   Depreciation expense                            990           2,455           2,970           7,963
   Loss on disposition of leased assets         13,206          13,206
   Other administrative expenses                 1,062             582           3,156           1,418
                                          ------------    ------------    ------------    ------------
                                                 2,752          17,563           6,826          26,452
                                          ------------    ------------    ------------    ------------
 Income (loss) from operations
   and net income (loss)                  $     (1,765)   $    (14,965)   $     (4,959)   $    (12,643)
                                          ============    ============    ============    ============


Per share information:
  Basic and diluted income
   (loss) per common share                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============

 Weighted average shares outstanding        80,000,000      80,000,000      80,000,000      80,000,000
                                          ============    ============    ============    ============


                 See accompanying notes to financial statements.

                        Auto Wholesale Specialists, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            2002         2001
                                                            ----         ----


Net income (loss)                                        $ (4,959)     $(12,643)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                              2,969         7,963
  Capital contribution by affiliate                         2,000          --
  Loss on disposition of leased assets                       --          13,206
  Changes in assets and liabilities:
  (Increase) decrease in financing leases                    --          45,140
  Increase (decrease) in accounts payable                     700         1,183
  Increase (decrease) in customer deposits                   --         (13,659)
  Increase (decrease) in accrued sales taxes                 --            (572)
                                                         --------      --------

  Total adjustments                                         5,670        53,261
                                                         --------      --------
  Net cash provided by (used in)
   operating activities                                       711        40,618

Cash flows from investing activities:
   Acquisition of plant and equipment                        --            --
                                                         --------      --------
Net cash (used in) investing activities                      --            --

Cash flows from financing activities:
  Repayment of related party loans                           --         (33,600)
                                                         --------      --------
Net cash (used in) financing activities                      --         (33,600)

Increase (decrease) in cash                                   711         7,018
Cash and cash equivalents,
 beginning of period                                          338         9,261
                                                         --------      --------
Cash and cash equivalents,
 end of period                                           $  1,049      $ 16,279
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

During the period ended September 30, 2002 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and a stockholder paid $1,850 of professional fees in behalf of the Company. These amounts have been accounted for as capital contributions to the Company.

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

1.       Results of Operations

Leasing sales for the three-month period ended September 30, 2002 decreased to $987 from the three-month period ended September 30, 2001, when sales were $2,598, while sales for the nine-month period ended September 30, 2002 decreased to $1,867 from the nine-month period ended September 30, 2001, when sales were $13,809. The Company had an operating loss of $1,765 for the three-months ended September 30, 2002 and an operating loss of $4,959 for the nine-months ended September 30, 2002, as compared to an operating loss of $14,965 and an operating loss of $12,643, respectively, over the comparable prior year periods.

Again, the principal reason for the decrease in profitability was due to a decreased demand for the Company's leasing products and services, and increased costs due to the Company's legal and accounting expenses due to the Company's filing of an SB-2 registration statement with the Commission in August 2002. The Company's operating loss for the comparable three and nine-month periods decreased by $13,200 and $7,684, respectively, due to a one-time loss on disposition of leased assets of $13,206 during first quarter 2001. The Company's overall forecast for increasing sales during the next several months and into 2003 remains pessimistic.

2.       Liquidity and Capital Requirements

As of September 30, 2002, the Company had cash of $1,049 and total assets of $6,418. There can be no assurance that the Company will be able to expand its leasing sales or to exploit fully any other business opportunity that management may be able to locate on behalf of the Company. The leasing business in which the Company competes is highly competitive, and there are several leasing companies throughout the US and Canada with greater resources and more cash than the Company. The Company's long-term liquidity will be dependent on an increase in leasing sales so that the Company can generate cash flow from operations.

As such, the Company will continue seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

         (a) None

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

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None

Item 5. Other Information.
----------------------------

         The Company filed an SB-2 registration filing with the Commission on August 29, 2002 and filed an amendment to this filing on November 15, 2002, and is currently waiting for additional comments from the Commission.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits

         99.    Title 18 Certification
         99.1   Letter to James Scheifley

(b) Reports on Form 8-K

         (Not applicable)

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

Date: December 19, 2002

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

                                            SIGNATURE


/s/ Pamela Wilkinson                    Title                        Date
--------------------          ------------------------         -----------------
Pamela Wilkinson              CEO, President, Director         December 19, 2002